Form 10-K
period 2007-12-31
Structured Asset Securities CORP Mortgage Loan Trust 2007-OSI
filed 2008-03-27
CIK 1400762

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-133985-72

      Structured Asset Securities Corporation Mortgage Loan Trust 2007-OSI (exact name of issuing entity as specified in its charter)

      Structured Asset Securities Corporation
      (exact name of the depositor as specified in its charter)

      Lehman Brothers Holdings Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                74-2440850
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  745 Seventh Avenue
   New York, NY                                10019
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 526-7000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   X

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               None.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

None.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

None.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

None.



Item 1117 of Regulation AB, Legal Proceedings.

The liability, if any, for the claims noted below against Ocwen Federal Bank FSB (the "Bank") has been assumed by OLS as successor in interest under an Assignment and Assumption Agreement, dated June 28, 2005, whereby OLS assumed all of the Bank's remaining assets and liabilities, including contingent liabilities, in connection with its voluntary termination of its status as a federal savings bank.

On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). Currently, there are approximately 67 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 95 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint ("Amended Complaint") containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages
should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On
July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. Briefing on that motion has not yet been completed by the parties. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and Ocwen Technology Xchange, Inc. ("OTX"), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. The trial court has not yet set a date for the new trial against the Bank.

On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against OLS and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that OLS' foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees, is against the weight of evidence and contrary to law. On December 20, 2007, we reached a final settlement with the plaintiff. The amount we paid in connection with the settlement did not exceed the amount of the reserve we had previously established related to this case.

On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. ("ABFS") brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS' separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee's action or otherwise as a separate action should the Trustee's action be dismissed. By opinion dated February 13, 2007, the Court granted OLS' motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. We believe that the Trustee's allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

On January 30, 2008, Roger A. Inglese, alleging he is an OCN shareholder, filed an action on behalf of a purported class of shareholders in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, against OCN and all of the members of its board of directors seeking equitable relief as to a contemplated acquisition of OCN by entities affiliated with William C. Erbey, Oaktree Capital Management L.P. and Angelo Gordon & Co. L.P. Plaintiff alleges the proposed purchase price for the OCN stock is inadequate. No monetary or other relief is requested against OCN and no class has been certified. We believe that the allegations are without merit and intend to continue to vigorously defend against this matter.

OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

LaSalle Bank, National Association as Custodian

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

In this transaction, LaSalle served as custodian. Please note that this additional disclosure does not relate to LaSalle's custodial Servicing Criteria under Item 1122.

Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing LLC

The asserting party did not have, during the Reporting Period, sufficient policies and procedures to capture for the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

Servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Trust Agreement dated as of May 1, 2007, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, and Wells Fargo Bank, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 14, 2007, Commission File Number 333-133985-72, CIK number 0001400762).

  (10) Incorporated by reference as Exhibit (4).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc., as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Aurora Loan Services LLC, as Servicer
    33.3 Aurora Loan Services LLC, as Master Servicer
    33.4 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    33.5 Deutsche Bank National Trust Company, as Custodian
    33.6 First American Real Estate Solutions of Texas, L.P., as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.7 JPMorgan Chase Bank, N.A., as, Servicer
    33.8 LaSalle Bank, National Association, as Custodian
    33.9 Ocwen Loan Servicing, LLC, as Servicer
    33.10 Regulus Group LLC, as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.11 U.S. Bank National Association, as Custodian
    33.12 Wells Fargo Bank, N.A., as Trustee and Paying Agent



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc., as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Aurora Loan Services LLC, as Servicer
    34.3 Aurora Loan Services LLC, as Master Servicer
    34.4 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    34.5 Deutsche Bank National Trust Company, as Custodian
    34.6 First American Real Estate Solutions of Texas, L.P., as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.7 JPMorgan Chase Bank, N.A., as, Servicer
    34.8 LaSalle Bank, National Association, as Custodian
    34.9 Ocwen Loan Servicing, LLC, as Servicer
    34.10 Regulus Group LLC, as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.11 U.S. Bank National Association, as Custodian
    34.12 Wells Fargo Bank, N.A., as Trustee and Paying Agent



   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC, as Servicer
    35.2 Aurora Loan Services LLC, as Master Servicer
    35.3 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    35.4 JPMorgan Chase Bank, N.A., as, Servicer
    35.5 Ocwen Loan Servicing, LLC, as Servicer



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Structured Asset Securities Corporation Mortgage Loan Trust 2007-OSI (Issuing Entity)

   Aurora Loan Services LLC
   (Master Servicer)

   /s/ E. Todd Whittemore
   E. Todd Whittemore, Executive Vice President
   (Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)

   Aurora Loan Services LLC, as Master Servicer


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) Trust Agreement dated as of May 1, 2007, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, and Wells Fargo Bank, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 14, 2007, Commission File Number 333-133985-72, CIK number 0001400762).

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc., as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Aurora Loan Services LLC, as Servicer
    33.3 Aurora Loan Services LLC, as Master Servicer
    33.4 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    33.5 Deutsche Bank National Trust Company, as Custodian
    33.6 First American Real Estate Solutions of Texas, L.P., as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.7 JPMorgan Chase Bank, N.A., as, Servicer
    33.8 LaSalle Bank, National Association, as Custodian
    33.9 Ocwen Loan Servicing, LLC, as Servicer
    33.10 Regulus Group LLC, as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.11 U.S. Bank National Association, as Custodian
    33.12 Wells Fargo Bank, N.A., as Trustee and Paying Agent


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc., as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Aurora Loan Services LLC, as Servicer
    34.3 Aurora Loan Services LLC, as Master Servicer
    34.4 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    34.5 Deutsche Bank National Trust Company, as Custodian
    34.6 First American Real Estate Solutions of Texas, L.P., as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.7 JPMorgan Chase Bank, N.A., as, Servicer
    34.8 LaSalle Bank, National Association, as Custodian
    34.9 Ocwen Loan Servicing, LLC, as Servicer
    34.10 Regulus Group LLC, as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.11 U.S. Bank National Association, as Custodian
    34.12 Wells Fargo Bank, N.A., as Trustee and Paying Agent


   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC, as Servicer
    35.2 Aurora Loan Services LLC, as Master Servicer
    35.3 Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
    35.4 JPMorgan Chase Bank, N.A., as, Servicer
    35.5 Ocwen Loan Servicing, LLC, as Servicer
